Form 10-K/A
period 2001-12-31
FIRST UNION NATIONAL BANK COM MORT PAS THR CERT SER 2001 C4
filed 2002-12-18
CIK 1163827

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 27, 2002 on behalf of First Union Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2001-C04 established pursuant to the Pooling and Servicing Agreement among First Union Commercial Mortgage Securities, Inc. as Depositor, First Union National Bank as Master Servicer, Lennar Partners, Inc. as Special Servicer, Wells Fargo Bank Minnesota, N.A. as Trustee pursuant to which First Union Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2001-C04 registered under the Securities Act of 1933 (the "Certificates") were issued.







  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) First Union National Bank, as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) First Union National Bank, as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On January 04, 2002, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


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



    First Union Commercial Mortgage Trust
    Commercial Mortgage Pass-Through Certificates
    Series 2001-C04
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Trustee

  By:   William P. Walther, Jr., as Vice President

  By: /s/  William P. Walther, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, William P. Walther, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of First Union Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates Series 2001-C04.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


     William P. Walther, Jr.
      [Signature]


     Vice President
      [Title]





  Exhibit Index

  Exhibit No.

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

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) First Union National Bank, as Master Servicer <F1>
     b) Lennar Partners, Inc., as Special Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) First Union National Bank, as Master Servicer <F1>
     b) Lennar Partners, Inc., as Special Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


Ex 99.1 (a)
KPMG (logo)
401 South Tryon Street
Suite 2300
Charlotte, NC 28202-1911

Independent Accountants' Report

The Board of Directors First Union National Bank:

We have examined management's assertion, included in the accompanying report, that First Union National Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.4, II.1., II.2., II.3., II.4., III.2., III.3., III.4., V.2., V.3., V.4., and VI.1., which are performed by the Bank's primary servicers, as of and for the year ended December 31, 2001. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination. We did not examine the respective primary servicers' compliance with standards I.4., II.1., II.2., II.3, II.4., III.2., III.3., III.4., V.2., V.3., V.4., and VI.1. and, accordingly, do not express an opinion thereon.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the applicable minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

March 6, 2002

KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

Ex 99.1 (b)
Deloitte & Touche LLP
Certified Public Accountants
Suite 400
200 South Biscayne Boulevard
Miami, Florida 33131-2310

Tel: (305) 372-3100
Fax: (305) 372-3160
www.us.deloitte.com

Deloitte
& Touche (LOGO)

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors of
Lennar Partners, Inc.:

We have examined management's assertion about Lennar Partners, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 2001 included In the accompanying management assertion. Management is responsible for the Company's compliance with those minimum-servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


February 15, 2002

Deloitte
Touche
Tohmatsu (LOGO)


Ex 99.2 (a)
Wachovia Securities (LOGO)
Charlotte NC 28288

Management Assertion

As of and for the year ended December 31, 2001, First Union National Bank (the Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards I.4., II.1., II.2., II.3., IIA., III.2., III.3., III.4., V.2., V.3., VA., and VI.1., which are performed by the Bank's primary servicers.

As discussed above, with respect to minimum servicing standards I.4., II.1, II.2., II.3., II.4., III.2., III.3., III.4., V.2., V.3., V.4., and VI. I. of the
USAP, the Bank relies on the performance of its primary servicers. The Bank has a process in place to review the financial soundness and servicing performance of primary servicers on an annual basis. Among other factors, the Bank considers the results of the primary servicers' USAP reports in these reviews and takes appropriate corrective actions where it is warranted. The Bank is in the process of obtaining and reviewing the 2001 USAP reports for its primary servicers.

As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.



John M. Church                                  March 6, 2002
Managing Director/Senior Vice President         Date
First Union National Bank
Structured Products Servicing


Clyde Alexander                                 March 6, 2002
Vice President                                  Date
First Union National Bank
Residential Master Servicing

Ex 99.2 (b)
LENNAR PARTNERS
An LNR Company

March 1, 2002

Wells Fargo Bank Minnesota, N.A.
Corporate Trust Department
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Corporate Trust Services (CMBS) First Union National Bank
           Commercial Mortage Trust, Commercial Mortgage Pass-Through Certificates, Series 2001-C4



Re:     Annual Independent Public Accountant's Servicing Report
        FUNB Series 2001-C4
        Commercial Mortgage Pass-Through Certificates

To whom it may concern:

As of and for the year ended December 31, 2001, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $ 10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.

Susan K. Chapman
Vice President

cc:
        First Union National Bank
        NC 1075,
        8739 Research Drive URP4
        Charlotte, North Carolina 28262-1075
        Attention: First Union National Bank Commercial Mortgage Trust,
                   Commercial Mortgage Pass-Through Certificates,
                   FUNB Series 2001-C4


760 Northwest 107th Avenue * Suite 400  Miami,Florida 33172
Telephone: (305) 220-4300 * Fax: (305) 226-3428


Ex 99.3 (a)
Wachovia Mortgage Corporation (LOGO)
formerly First Union
Mortgage Corporation

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing
Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.,

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.,

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

Officer


Richard Z. Grimm, Vice President
Title

3/28/2002
Date

Ex 99.3 (b)
CERTIFICATE OF OFFICER
OF
LENNAR PARTNERS, INC.

Pooling and Servicing Agreement (the "Agreement") dated as of December 1, 2001, among FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC., as
Depositor, FIRST UNION NATIONAL BANK, as Master Servicer, LENNAR
PARTNERS, INC., as Special Servicer, and WELLS FARGO BANK
MINNESOTA, NATIONAL ASSOCIATION, as Trustee.
(FUNB 2001-C4)

The undersigned, Ronald E. Schrager, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company during the year ended December 31, 2001 and of the Company's performance under the Agreement has been made under my supervision, (ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects through such period ended December 31, 2001 and (iii) the Company has received no notice regarding qualification, or challenging the status, of the REMIC as the REMIC from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2002.

Ronald E. Schrager
Vice President
Lennar Partners, Inc.

Exhibit A

DESIGNATION

LENNAR PARTNERS, INC., a Florida corporation ("Special Servicer") hereby designates the following officers and/or employees of the Special Servicer as its Servicing Officers, Special Servicing Officers or Special Servicer Officers (as applicable, the "Officers"):

Name            Signature           Title
Jeffrey P. Krasnoff             President
Shelly Rubin                    Vice President
Ronald E. Schrager              Vice President
Thekla Blaser                   Vice President
Susan K. Chapman                Vice President
Thomas F. Nealon III            Assistant Secretary
Steve Bruha                     Authorized Officer
Randolph J. Wolpert             Authorized Officer
Larry Golinsky                  Authorized Officer
Patricia A. Prince              Authorized Officer
Kari Williams                   Authorized Officer

The foregoing list amends and restates, supersedes, replaces and is issued in substitution of any such prior designation of Officers made by Special Servicer. The Officers are authorized to take all actions and sign all documents described in the Pooling and Servicing Agreement, Trust Agreement, Special Servicing Agreement or Sub-Servicing Agreement (as applicable). This list of Officers may be further amended or supplemented from time to time by the Special Servicer by delivery to you of a revised schedule.

Dated as of November 30, 2001

LENNAR PARTNERS, INC.,
a Florida corporation

BY: Jeffrey P. Krasnoff, President
(CORPORATE SEAL)