Form 10-K
FIRST UNION NATIONAL BANK COM MORT PAS THR CERT SER 2001 C4
filed 2003-03-31
CIK 1163827

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-68246-01


        First Union Commercial Mortgage Securities, Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2001-C4

       (Exact name of registrant as specified in its charter)



   New York                                       22-3844543
                                                  22-3844544
                                                  22-3844545
                                                  22-3844515
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

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

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-1                         5
             Class A-2                        23
             Class B                           4
             Class C                           1
             Class D                           1
             Class E                           1
             Class F                           4
             Class G                           4
             Class H                           4
             Class IO-I                        3
             Class IO-II                       5
             Class J                           4
             Class K                           2
             Class L                           3
             Class M                           1
             Class N                           2
             Class O                           2
             Class P                           2
             Class Q                           2
             Class R-I                         1
             Class R                           1
             Class Z-I                         1
             Class Z-II                        1

             Total:                           77


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


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) First Union National Bank, as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F2>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) First Union National Bank, as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) First Union National Bank, as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On October 24, 2002, November 27, 2002 and December 18, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report, and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

  <F2> Filed herewith.




                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    First Union Commercial Mortgage Securities, Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2001-C4
    (Registrant)



  Signed:  Wachovia Commercial Mortgage Securities Inc. as Depositor


  By:   William J. Cohane, Vice President

  By: /s/  William J. Cohane

  Dated: March 13, 2003

  Sarbanes-Oxley Certification


I, William J. Cohane, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Lennar Partners, Inc., as special servicer, and Wells Fargo Bank Minnesota, N.A., as trustee.


      Date: March 31, 2003


      /s/ William J. Cohane
      Signature


      Vice President
      Title




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



  Ex-99.1 (b)


Deloitte & Touche LLP
Certified Public Accountants
Suite 400
200 South Biscayne Boulevard
Miami, Florida 33131-2310

Ph: (305) 372-3100
Fax: (305) 372-3160
www.us.deloitte.com


Deloitte
& Touche (logo)


INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors of
Lennar Partners, Inc.:

We have examined management's assertion about Lennar Partners, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum-servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
February 15, 2003

Deloitte
Touche
Tohmatsu  (logo)

  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A-1                        15,938,774.98        12,545,464.92                0.00            273,590,535.08
   A-2                        29,235,654.00                 0.00                0.00            469,800,000.00
   A-2 A                       3,223,514.04                 0.00                0.00             51,800,000.00
   A-2 B                      26,012,139.96                 0.00                0.00            418,000,000.00
   B                           2,354,782.32                 0.00                0.00             36,696,000.00
   C                             799,728.12                 0.00                0.00             12,232,000.00
   D                             809,391.48                 0.00                0.00             12,232,000.00
   E                           1,141,723.80                 0.00                0.00             17,125,000.00
   F                             830,552.76                 0.00                0.00             12,232,000.00
   G                             848,533.80                 0.00                0.00             12,232,000.00
   H                           1,204,914.96                 0.00                0.00             17,125,000.00
   IO-I                        6,700,237.40                 0.00                0.00                      0.00
   IO-II                       4,978,696.54                 0.00                0.00                      0.00
   J                           1,073,682.60                 0.00                0.00             14,678,000.00
   K                             880,740.00                 0.00                0.00             14,679,000.00
   L                           1,321,020.00                 0.00                0.00             22,017,000.00
   M                             440,340.00                 0.00                0.00              7,339,000.00
   N                             421,740.00                 0.00                0.00              7,029,000.00
   O                             416,280.00                 0.00                0.00              6,938,000.00
   P                             277,560.00                 0.00                0.00              4,626,000.00
   Q                           1,521,908.24                 0.00                0.00             25,443,069.00
   R-I                                 0.00                 0.00                0.00                      0.00
   R                                   0.00                 0.00                0.00                      0.00
   Z-I                                 0.00                 0.00                0.00                      0.00
   Z-II                                0.00                 0.00                0.00                      0.00