Form 10-K
FIRST UNION NATIONAL BANK COM MORT PAS THR CERT SER 2001 C4
filed 2004-03-30
CIK 1163827

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-68246-01


        First Union Commercial Mortgage Securities, Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2001-C4

     (Exact name of registrant as specified in its charter)


   New York                                         22-3844543
                                                    22-3844544
                                                    22-3844545
                                                    22-6910887
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
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

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                            7
             Class A-2                           30
             Class B                              6
             Class C                              3
             Class D                              3
             Class E                              3
             Class F                              6
             Class G                              5
             Class H                              6
             Class IO-I                           5
             Class IO-II                          6
             Class J                              5
             Class K                              4
             Class L                              5
             Class M                              3
             Class N                              4
             Class O                              4
             Class P                              4
             Class Q                              4
             Class R                              1
             Class Z-I                            1
             Class Z-II                           1

             Total:                             116


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Wachovia National Bank, as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Wachovia National Bank, as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Wachovia National Bank, as Master Servicer <F1>
       b) Lennar Partners, Inc., as Special Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On October 27, 2003, November 24, 2003, and December 18, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




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



     First Union Commercial Mortgage Securities, Inc.
     Commercial Mortgage Pass-Through Certificates
     Series 2001-C4
     (Registrant)



  Signed: Wachovia Commercial Mortgage Securities, Corp. as Depositor


  By:     Charles L. Culbreth, Managing Director

  By: /s/ Charles L. Culbreth, Managing Director

  Dated: March 30, 2004




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

Exhibit Index

Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

I, Charles L. Culbreth, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the First Union Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certs., Series 2001-C4 Trust;

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

4. I am responsible for reviewing the activities performed by the master servicer and the special servicer under the pooling and servicing agreements, and except as disclosed in the report, the master servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement in the year such review applies;

5. I have disclosed to the master servicer's or the special servicer's certified public accountants all significant deficiencies relating to the master servicer's or the special servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Lennar Partners, Inc., as special servicer, and Wells Fargo Bank, N.A., as trustee.


     Date: March 30, 2004

     /s/ Charles L. Culbreth
     Signature

     Managing Director
     Title

Ex-99.1 (a)

KPMG   (logo)

KPMG LLP
Suite 2300
401 South Tryon Street
Three First Union Center
Charlotte, NC 28202-1911

Independent Accountants' Report

The Board of Directors
Wachovia Bank National Association:

We have examined management's assertion, included in the accompanying report, that the Commercial Real Estate Servicing Division of Wachovia Bank National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

March 10, 2004

KPMG LLP, a U.S. limited liability partnership, is the U.S.
member of KPMG international, a Swiss cooperative.


Ex-99.1 (b)

ERNST & YOUNG (Logo)

Ernst & Young LLP
Suite 3900
200 South Biscayne Boulevard
Miami, Florida 33131-5313

Phone: (305) 358-4111
www.ey.com

Report of Independent Certified Public Accountants

To Lennar Partners, Inc.

We have examined management's assertion, included herein, that Lennar
Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended
December 31, 2003. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.


In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 27, 2004
0402-0515825
A member practice of Ernst & Young Global


Ex-99.2 (a)

Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288

Wachovia Securities (logo)

Management Assertion

As of and for the year ended December 31,2003, the Commercial Real Estate Servicing Division of Wachovia Bank National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.l., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.


/s/ Alan Kronovet                       3/10/04
Alan Kronovet                           Date
Director/Vice President
Wachovia National Bank


/s/ Steven Johnson                      3/10/04
Steven Johnson                          Date
Director
Wachovia National Bank


Ex-99.2 (b)

(logo)

LENNAR PARTNERS
An LNR Company


March 1,2004


Wells Fargo Bank Minnesota, NA
Corporate Trust Department
9062 Old Annapolis Road, MAC N2702-011
Columbia, MD 21044-3562
Attention:       Corporate Trust Services (CMBS) - Wachovia Commercial Mortgage
                 Trust Commercial Mortgage Pass-Through Certificates,
                 FUNB 2001-C4


Re:   Annual Independent Public Accountant's Servicing Report
      Pooling and Servicing Agreement
      First Union Commercial Mortgage Securities Inc., Commercial Mortgage Pass-through Certificates, Series 2001-C4




To whom it may concern:

As of and for the year ended December 31, 2003, Lennar Partners, Inc. has complied in a11 material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.



Sincerely,

LENNAR PARTNERS, INC.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President



cc:
Wachovia Bank, NA
NC 1075, 8739 Research Drive-URP4
Charlotte, NC 28262-1075
Wachovia National Bank Commercial Mortgage Trust




1601 Washington Avenue . Suite 700 . Miami Beach, Florida 33139
Telephone: (305) 693-5600 . Fax: (305) 695-5601

FUNB 2001-C4
March 1,2004
Page 2



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


Standard & Poor's Rating Services, Inc.
55 Water Street
New York, NY 10041
CMBS Surveillance Manager


Wachovia Bank, NA
One Wachovia Center, DC6
Charlotte, NC 28288-1075
Mr. William J. Cohane


Merrill Lynch, Pierce, Fenner & Smith, Inc.
100 Church Street, 18th Floor
New York, NY 10080-6518
Andrea Balkan


Greenwich Capital Markets, Inc.
600 Steamboat Road
Greenwich, CT 06830
Chris McCormack

Ex-99.3 (a)

Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288

(logo) WACHOVIA SECURITIES


OFFICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of December 1, 2001, by and among Wachovia Commercial Mortgage Securities, Inc., (formerly know as First Union Mortgage Securities, Inc.)
as Depositor, Wachovia Bank, National Association (formerly know as First Union National Bank), as Master Servicer, Lennar Partners, Inc. as Special Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2001-C4 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:

1) A review of the activities of the Master Servicer during the period from January 1, 2003 through December 31, 2003 and of its performance under the Agreement during such period has been made under our supervision; and

2) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period January 1, 2003 through December 31, 2003; and

3) The Master Servicer has received no notice regarding qualification, or challenging the status, of REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 12th day of March 2004.

/s/ Timothy E. Steward
Timothy E. Steward, Director
Wachovia Bank National Association
(Formerly known as First Union
National Bank)

/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association
(Formerly known as First Union
National Bank)


Ex-99.3 (b)

CERTIFICATE OF OFFICER
OF
LENNAR PARTNERS, INC.


Pooling and Servicing Agreement (the "Agreement") dated as of December 1,2001, among WACHOVIA COMMERCIAL MORTGAGE SECURITIES, INC. formally known as FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC., as Depositor, WACHOVIA BANK, N.A. formerly known as FIRST UNION NATIONAL BANK, as Master Servicer, LENNAR PARTNERS, INC., as Special Servicer, and WELLS FARGO BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee. (FUNB 2001-C4)



The undersigned, Susan K. Chapman, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company during the year ended December 31, 2003 and of the Company's performance under the Agreement has been made under my supervision,
(ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects through such period ended December 31, 2003 and (iii) the Company has received no notice regarding qualification, or challenging the status, of the REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.



IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2004.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President
Lennar Partners, Inc.

OC FUNB 2001-C4






  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                           15,193,210.93         16,349,865.69                 0.00             257,240,669.39
   A-2                           29,235,654.00                  0.00                 0.00             469,800,000.00
   B                              2,354,782.32                  0.00                 0.00              36,696,000.00
   C                                799,728.12                  0.00                 0.00              12,232,000.00
   D                                809,391.48                  0.00                 0.00              12,232,000.00
   E                              1,141,723.80                  0.00                 0.00              17,125,000.00
   F                                830,552.76                  0.00                 0.00              12,232,000.00
   G                                848,533.80                  0.00                 0.00              12,232,000.00
   H                              1,204,914.96                  0.00                 0.00              17,125,000.00
   IO-I                           6,505,746.40                  0.00                 0.00                       0.00
   IO-II                          4,984,572.82                  0.00                 0.00                       0.00
   J                              1,074,106.25                  0.00                 0.00              14,678,000.00
   K                                880,740.00                  0.00                 0.00              14,679,000.00
   L                              1,321,020.00                  0.00                 0.00              22,017,000.00
   M                                440,340.00                  0.00                 0.00               7,339,000.00
   N                                421,740.00                  0.00                 0.00               7,029,000.00
   O                                416,280.00                  0.00                 0.00               6,938,000.00
   P                                277,560.00                  0.00                 0.00               4,626,000.00
   Q                              1,438,748.00                  0.00            25,220.60              25,417,848.40
   R                                      0.00                  0.00                 0.00                       0.00
   Z-I                                    0.00                  0.00                 0.00                       0.00
   Z-II                                   0.00                  0.00                 0.00                       0.00