Form 10-K
period 2004-12-31
FIRST UNION NATIONAL BANK COM MORT PAS THR CERT SER 2001 C4
filed 2005-03-30
CIK 1163827

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-68246-01


        First Union Commercial Mortgage Trust
        Commercial Mortgage Pass-Through Certificates
        Series 2001-C04

     (Exact name of registrant as specified in its charter)


   New York                                         22-3844545
  (State or other jurisdiction of                   22-6910887
  incorporation or organization)                    22-3844543
                                                    22-3844544
                                                    (I.R.S. Employer
                                                    Identification No.)


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

        Yes  ___     No  X


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


     Documents Incorporated by Reference

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


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 37.


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


  Item 9B. Other Information.

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


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Lennar Partners, Inc., as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Lennar Partners, Inc., as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Lennar Partners, Inc., as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


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

  Dated: March 30, 2005


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



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Certification

  First Union Commercial Mortgage Securities, Inc.,
  Commercial Mortgage Pass-Through Certificates
  Series 2001-C4 (the "Trust")

  I, Charles L. Culbreth, certify that:

  1. I have reviewed the annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Lennar Partners, Inc. and Wells Fargo Bank Minnesota, N.A.

     Date: March 30, 2005

     /s/ Charles L. Culbreth
     Signature

     Charles L Culbreth, Managing Director
     Wachovia Commercial Mortgage Securities. Inc


  EX-99.1 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 3900
200 South Biscayne Boulevard
Miami, Florida 33131-5313

Phone: (305) 358-4111
www.ey.com



Report of Independent Certified Public Accountants


To Lennar Partners, Inc.


We have examined management's assertion, included herein, that Lennar Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2004. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


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


In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

March 8, 2005



A Member Practice of Ernst & Young Global





  EX-99.1 (b)
(logo) KMPG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911



Independent Accountants' Report


The Board of Directors
Wachovia Bank, National Association:


We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


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


In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP

March 10, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2 (a)
(logo) LENNAR PARTNERS
An LNR Company


March 1, 2005


Wells Fargo Bank, N.A.
Corporate Trust Department
9062 Old Annapolis Road
Columbia, MD 21044-3562
Attention: Corporate Trust Services (CMBS) - Wachovia Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates, FUNB 2001-C4

Re: Annual Independent Public Accountant's Servicing Report
Pooling and Servicing Agreement
First Union Commercial Mortgage Securities Inc., Commercial Mortgage Pass-through Certificates, Series 2001-C4

To Whom It May Concern:

As of and for the year ended December 31, 2004, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the Special Servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President


cc: Wachovia Bank, NA
NC 1075, 8739 Research Drive-URP4
Charlotte, NC 28202
Wachovia National Bank Commercial Mortgage Trust

1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601





  EX-99.2 (b)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288


(logo) WACHOVIA SECURITIES

Management Assertion

As of and for the year ended December 31, 2004, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.


/s/ Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association


3-8-05
Date


/s/ Tim Steward
Tim Steward
Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Tim Ryan
Tim Ryan
Director
Wachovia Bank, National Association

3-8-05
Date





  EX-99.3 (a)
CERTIFICATE OF OFFICER
OF
LENNAR PARTNERS, INC.


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



The undersigned, Susan K. Chapman, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company during the year ended December 31, 2004 and of the Company's performance under the Agreement has been made under my supervision,
(ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects through such period ended December 31, 2004 and (iii) the Company has received no notice regarding qualification, or challenging the status, of the REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2005.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President
Lennar Partners, Inc.





  EX-99.3 (b)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075


(logo)

WACHOVIA SECURITIES



OFFICER'S CERTIFICATE


Reference is hereby made to that certain Pooling and Servicing Agreement dated as of December 1, 2001 by and among Wachovia Commercial Mortgage Securities, Inc. (formerly know as First Union Mortgage Securities, Inc.) as Depositor, Wachovia Bank, National Association (formerly know as First Union National Bank) as Master Servicer, Lennar Partners, Inc. as Special Servicer, and Wells Fargo Bank Minnesota, National Association as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2001-C4 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.


Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:


   1. A review of the activities of the Master Servicer during the period from January 1, 2004 through December 31, 2004 and of its performance under the Agreement during such period has been made under our supervision; and


   2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period January 1, 2004 through December 31, 2004; and


   3. The Master Servicer has received no notice regarding qualification, or challenging the status, of REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 11th day of March 2005.



/s/ Timothy E. Steward
Timothy E. Steward, Director
Wachovia Bank, National Association


/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank, National Association





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                           14,232,678.30         19,678,628.61                 0.00             237,562,040.78
   A-2                           29,235,654.00                  0.00                 0.00             469,800,000.00
   B                              2,354,782.32                  0.00                 0.00              36,696,000.00
   C                                799,728.12                  0.00                 0.00              12,232,000.00
   D                                809,391.48                  0.00                 0.00              12,232,000.00
   E                              1,141,723.80                  0.00                 0.00              17,125,000.00
   F                                830,552.76                  0.00                 0.00              12,232,000.00
   G                                848,533.80                  0.00                 0.00              12,232,000.00
   H                              1,204,914.96                  0.00                 0.00              17,125,000.00
   IO-I                           6,376,325.84                  0.00                 0.00             929,901,665.32
   IO-II                          5,047,580.28                  0.00                 0.00             537,874,000.00
   J                              1,076,976.54                  0.00                 0.00              14,678,000.00
   K                                880,740.00                  0.00                 0.00              14,679,000.00
   L                              1,321,020.00                  0.00                 0.00              22,017,000.00
   M                                440,340.00                  0.00                 0.00               7,339,000.00
   N                                421,740.00                  0.00                 0.00               7,029,000.00
   O                                416,280.00                  0.00                 0.00               6,938,000.00
   P                                277,560.00                  0.00                 0.00               4,626,000.00
   Q                              1,435,154.68                  0.00            58,223.86              25,359,624.54
   R-I                                    0.00                  0.00                 0.00                       0.00
   R                                      0.00                  0.00                 0.00                       0.00